Form 10-K
period 1998-12-31
GOVERNMENT TRUST G 2
filed 1999-04-02
CIK 870496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1998


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

DOCUMENTS  INCORPORATED  BY  REFERENCE

Semiannual Report as of May 15, 1998   Exhibit  B

Annual Report as of March 31, 1999      Exhibit C

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

                (b) Holders .

                The number of registered holders for 8% Current Coupon Certificates, Class G-2 on December 31, 1998 was 0.

                (c) Dividends .

                $12,875,200.00 distributed to holders for 8% Current Coupon Certificates, Class G-2 on May 15, 1998.

                $ 0 distributed to holders for 8% Current
                Coupon Certificates, Class  G-2 on November 16, 1998.

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

Current  Coupon  N/A
Certificates
Class  G-2

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

                (a) The following is a list of documents filed as part of this report :

                Exhibit                Document
                   A                   List  of  Assets  held
                                       by  Trust  on
                                       December 31, 1998

                   B                   Semiannual Report
                                       as of May 15, 1998

                   C                   Annual Report as of
                                       March 31, 1999

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

Date :     March 31, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor_________
            Vice President


Date :      March 31, 1999


By : ______Dennis Kildea_________
       Assistant Vice President


Date :      March 31, 1999

Exhibit  A

HELLENIC REPUBLIC OF GREECE
GOVERNMENT  TRUST  G-2

U. S. Government  Securities

Maturity           Par  Amount            Coupon

N/A


The  Hellenic Republic of Greece G-2  Note

Principal  Amount         Rate  of
Outstanding               Interest               Due Date

N/A

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-2 8.00% Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing)

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1998, the aggregate amount distributed to the Holders was $12,875,200.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $11,587,200.00 and to payments from the Related Securities Trust was $1,288,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $ 0.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $ 0.00.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date by $448.55.

No Payment Default  has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By: __________________

           Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 1998
(Tax ID No. 13-6963454)

Exhibit C

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Trust G-2 8.00% Current Coupon Certificates, Class G-2 (Hellenic Republic of Greece FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller, DSAA

 i. During the year ending December 31, 1998, $12,875,200.00 aggregate amount was distributed to the holders of the 8.00% Coupon Certificates and this amount is allocable as follows:
a. 90% from interest payments made on the Hellenic Republic of Greece Promissory Note on May 1, 1998.
b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1998.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $ 0.00.

iii. The unpaid principal amount of the Hellenic Republic of Greece Promissory Notes following the May 15, 1998 distributions is $ 0.00.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates by $ 448.55.

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1998 Certificate Payment Date. There have been no payments under the Guaranty with respect to the May 1, 1998 Payment Dates next preceding the May 15, 1998 Certificate Payment Date. To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of January 15, 1991.

By ___________________________
         Dennis Kildea
    Assistant Vice President
Report dated as of  March 31, 1999
Tax I.D. No. 13-6963454

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Chase Manhattan Bank, as Trustee of
Government Trust G-2:

We have audited the accompanying Distribution Report of Government Trust G-2 as of December 31, 1998 and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to Current Coupon Certificate holders, the aggregate amount of Current Coupon Certificates outstanding, the unpaid principal amount of the Promissory Note and funds in excess of amounts distributed of Government Trust G-2 as of December 31, 1998 and for the year then ended, in conformity with generally accepted accounting principles.

Arthur Andersen  LLP

New York, New York
March 31, 1999

GOVERNMENT TRUST G-2

DECEMBER 31, 1998 DISTRIBUTION REPORT


I. During the year ended December 31, 1998, $12,875,200 was distributed to the holders of the Current Coupon Certificates. This amount was attributable to:

    a. Approximately 90% from payments made on the Hellenic Republic of Greece's Promissory Note and

    b. Approximately 10% from cash receipts relating to United States Treasury Securities in the Securities Trust.

II. The aggregate amount of Current Coupon Certificates issued by the Trust and outstanding on December 31, 1998 was $ 0.

III.The unpaid principal amount of the Hellenic Republic of Greece's
    Promissory Note on December 31, 1998 was $ 0.

IV. The amount distributed to the holders of the Current Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) amounts paid by the Hellenic Republic of Greece on its Promissory Note during 1998 and
    (b) the payments received by the Trustee from the Securities Trust during 1998. There were no remaining funds in the Trust as of December 31, 1998.


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

NOTE B - G-2 ZERO COUPON CERTIFICATES

The Trust's 8.005% Current Coupon Certificates (the "Current Coupon Certificates") represented an undivided fractional interest in the Trust. Holders of the Current Coupon Certificates were entitled to semi-annual distributions on May 15 and November 15. The Trust was required to distribute to Current Coupon Certificate holders from funds held by the Trust, amounts equal to 90% of the principal and interest required to be paid by the Borrower on its Promissory Note (see Note C) and payments from the Securities Trust, less amounts paid to the Trustee for periodic fees and expenses.
The government securities in the Securities Trust held for the benefit of the Trust consisted of U.S. Treasury Securities and were projected to provide the Trust, on or before each Current Coupon Certificate Payment Date, with funds equal to at least 10% of the principal and interest due on the Note on that Current Coupon Certificate Payment Date.

As of December 31, 1998, there are no remaining payments on the Current Coupon Certificates.


NOTE C - PROMISSORY NOTE

Interest at 8.005% and principal was payable by the Borrower on its Promissory Note semi-annually on each Note Payment Date, which was the tenth business day before a Current Coupon Certificate Payment Date (see Note B).

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, guaranteed the punctual payment of 90% of the principal and interest due on the Promissory Note.